Form 10QSB
period 2000-06-30
SPRINGFIELD ACQUISITIONS CORP
filed 2000-07-25
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2000


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

                                      INDEX



                                                                           PAGE
                                                                          NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                             3

              Balance Sheets as of June 30, 2000
              and December 31, 1999                                         4

              Statement of Operations, Three Months
              Ended June 30, 2000                                           5

              Statement of Operations, Six Months
              Ended June 30, 2000                                           6

              Statement of Cash Flows, Three Months
              Ended June 30, 2000                                           7

              Statement of Cash Flows, Six Months
              Ended June 30, 2000                                           8

              Notes to Financial Statements                                 9

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                    10

Part II.  Other Information                                                 11


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

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
            --------------------------------------------------------



The Board of Directors
Springfield Acquisitions Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation as of June 30, 2000, and the related statements of operations and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation.

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

                      SPRINGFIELD ACQUISITIONS CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                         June 30,   December 31,
                                                           2000         1999
                                                         -------      -------

Current Assets
 Accounts receivable, related party                      $   205      $   205
                                                         -------      -------
  Total Current Assets                                       205          205

  Total Assets                                           $   205      $   205
                                                         =======      =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                          5,263        3,403
                                                         -------      -------

Total Liabilities                                          5,263        3,403
                                                         =======      =======

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --           --
 Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                             300          300
Accumulated deficit                                       (5,358)      (3,498)
                                                         -------      -------
Total Stockholders' (Deficit)                             (5,058)      (3,198)
                                                         -------      -------

Total Liabilities and Stockholders' (Deficit)            $   205      $   205
                                                         =======      =======




The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended
                                                           June 30,
                                                     2000            1999
                                                  -------------------------

Revenues                                          $    --         $    --
                                                  ---------       ---------

Operating Expenses:
     Audit fees                                       1,750            --
     Legal fees                                        --              --
     Other                                              110            --
                                                  ---------       ---------
       Total Operating Expenses                       1,860            --
                                                  ---------       ---------

Net Loss                                             (1,860)           --
                                                  ---------       ---------

Net Loss Per Share                                $0.003720       $ 0.00000
                                                  =========       =========

Weighted Average Number of Shares
 Outstanding                                        500,000         500,000
                                                  =========       =========





The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                           Six Months Ended
                                                               June 30,
                                                         2000            1999
                                                      --------------------------


Revenues                                              $    --          $    --
                                                      ---------        ---------

Operating Expenses:
     Audit fees                                           1,750             --
     Legal fees                                            --               --
     Other                                                  110             --
                                                      ---------        ---------
       Total Operating Expenses                           1,860             --
                                                      ---------        ---------

Net Loss                                              $  (1,860)       $    --
                                                      ---------        ---------

Net Loss Per Share                                    $0.003720        $     nil
                                                      =========        =========

Weighted Average Number of Shares
 Outstanding                                            500,000          500,000
                                                      =========        =========






The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                          Three Months Ended
                                                                June 30,
                                                          2000           1999
                                                      --------------------------

Cash Flows from Operating Activities:
     Net (loss)                                       $    (1,860)    $     --
     (Decrease) in accounts payable                          --             --
     Increase in accounts payable                           1,860           --
                                                      -----------     ----------

  Net Cash (Used in) Operating Activities                    --             --
                                                      -----------     ----------


Cash Flows from Investing Activities                         --             --
                                                      -----------     ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                         --             --
  Net Cash Provided by Financing Activities                  --             --
                                                      -----------     ----------

(Decrease) in Cash                                           --             --

Cash, Beginning of Period                                    --             --
                                                      -----------     ----------

Cash, End of Period                                   $      --       $     --
                                                      ===========     ==========

Interest Paid                                         $      --       $     --
                                                      ===========     ==========

Income Taxes Paid                                     $      --       $     --
                                                      ===========     ==========






The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                          Six Months Ended
                                                               June 30,
                                                          2000           1999
                                                      -------------------------

Cash Flows from Operating Activities:
     Net (loss)                                       $   (1,860)    $     --
     (Decrease) in accounts payable                         --             --
     Increase in accounts payable                          1,860           --
                                                      ----------     ----------

  Net Cash (Used in) Operating Activities                   --             --
                                                      ----------     ----------


Cash Flows from Investing Activities                        --             --
                                                      ----------     ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                                       --
  Net Cash Provided by Financing Activities                                --
                                                      ----------     ----------

(Decrease) in Cash                                          --             --

Cash, Beginning of Period                                   --             --
                                                      ----------     ----------

Cash, End of Period                                   $     --       $     --
                                                      ==========     ==========

Interest Paid                                         $     --       $     --
                                                      ==========     ==========

Income Taxes Paid                                     $     --       $     --
                                                      ==========     ==========





The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)


(1)   Condensed Financial Statements
      ------------------------------

The financial statements included herein have been prepared by Springfield Acquisitions Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Springfield Acquisitions Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Springfield Acquisitions Corporation later in the year.

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

The Company generated no revenues during the quarter ended June 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2000, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the six months ended June 30, 2000.
         Exhibit 27. Financial Data Schedule

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