Form 10QSB
period 2000-09-30
SPRINGFIELD ACQUISITIONS CORP
filed 2000-11-16
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the quarterly period ended September 30, 2000


                             Commission File Number:


                           Springfield Acquisitions Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                      84-1088455
 -----------------------------                -------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)



                  8891 East Easter Place Englewood, CO 80112
           ---------------------------------------------------------
          (Address of principal executive offices including zip code)


                                 (303) 741-0745
                            -------------------------
                           (Issuer's telephone number)

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

                            Yes X             No
                               ---              ---

As of September 30, 2000 the Registrant had 500,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X
                                                              ---  ---

                                          INDEX



                                                                          PAGE
                                                                         NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                             3

              Balance Sheets as of September 30, 2000
              and December 31, 1999                                         4

              Statement of Operations, Three Months
              Ended September 30, 2000 and 1999                             5

              Statement of Operations, Nine Months
              Ended September 30, 2000 and 1999                             6

              Statement of Cash Flows, Nine Months
              Ended September 30, 2000 and 1999                             7

              Notes to Financial Statements                                 8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                    9

Part II.  Other Information                                                 10


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

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Springfield Acquisitions Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation as of September 30, 2000, and the related statements of operations and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation.

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


                                             Schumacher & Associates, Inc.
                                             Certified Public Accountants
                                             2525 Fifteenth Street, Suite 3H
                                             Denver, Colorado 80211
November 10, 2000


                        SPRINGFIELD ACQUISITIONS CORPORATION

                                   BALANCE SHEETS
                                     (Unaudited)

                                       ASSETS



                                                            September 30,  December 31,
                                                                2000          1999
                                                              -------       -------

Current Assets
 Accounts receivable, related party                           $   205       $   205
                                                              -------       -------
  Total Current Assets                                            205           205

  Total Assets                                                $   205       $   205
                                                              =======       =======



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                               5,738         3,403
                                                              -------       -------

Total Liabilities                                               5,738         3,403
                                                              =======       =======

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                                 --            --
 Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                                  300           300
Accumulated deficit                                            (5,833)       (3,498)
                                                              -------       -------
Total Stockholders' (Deficit)                                  (5,533)       (3,198)
                                                              -------       -------

Total Liabilities and Stockholders' (Deficit)                 $   205       $   205
                                                              =======       =======


      The accompanying notes are an integral part of the financial statements.

                                          4

                      SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended
                                                         September 30,
                                                       2000          1999
                                                  -------------------------

Revenues                                          $    --         $    --
                                                  ---------       ---------

Operating Expenses:
     Audit fees                                         250            --
     Legal fees                                        --              --
     Other                                              225            --
                                                  ---------       ---------
       Total Operating Expenses                         475            --
                                                  ---------       ---------
Net Loss                                               (475)           --
                                                  ---------       ---------

Net Loss Per Share                                $ 0.00095       $ 0.00000
                                                  =========       =========

Weighted Average Number of Shares
 Outstanding                                        500,000        500,000
                                                  =========       =========


    The accompanying notes are an integral part of the financial statements.

                    SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                 Nine Months Ended
                                                    September 30,
                                                 2000           1999
                                              -------------------------

Revenues                                      $    --         $    --
                                              ---------       ---------

Operating Expenses:
     Audit fees                                   2,000            --
     Legal fees                                    --              --
     Other                                          335            --
                                              ---------       ---------
       Total Operating Expenses                   2,335            --
                                              ---------       ---------

Net Loss                                      $  (2,335)      $    --
                                              ---------       ---------

Net Loss Per Share                            $ 0.00467       $    nil
                                              =========       =========

Weighted Average Number of Shares
 Outstanding                                    500,000         500,000
                                              =========       =========


    The accompanying notes are an integral part of the financial statements.

                     SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                          Nine Months Ended
                                                             September 30,
                                                          2000           1999
                                                      --------------------------

Cash Flows from Operating Activities:
     Net (loss)                                       $    (2,335)    $     --
     (Decrease) in accounts payable                          --             --
     Increase in accounts payable                           2,335           --
                                                      -----------     ----------

  Net Cash (Used in) Operating Activities                    --             --
                                                      -----------     ----------


Cash Flows from Investing Activities                         --             --
                                                      -----------     ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                                        --
  Net Cash Provided by Financing Activities                                 --
                                                      -----------     ----------

(Decrease) in Cash                                           --             --

Cash, Beginning of Period                                    --             --
                                                      -----------     ----------

Cash, End of Period                                   $      --       $     --
                                                      ===========     ==========

Interest Paid                                         $      --       $     --
                                                      ===========     ==========

Income Taxes Paid                                     $      --       $     --
                                                      ===========     ==========


    The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)


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

(2)   Basis of Presentation - Going Concern
      -------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2000, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the nine months ended September 30, 2000.
         Exhibit 27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SPRINGFIELD ACQUISITIONS CORPORATION



Date: November 10, 2000             By:  /s/  Robert Hirsekorn
                                         ---------------------------------------
                                              Robert Hirsekorn
                                              President