Form 10KSB
period 2000-12-31
SPRINGFIELD ACQUISITIONS CORP
filed 2001-02-21
CIK 1097967

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

              For the transition period from ________ to __________

                       SRINGFIELD ACQUISITIONS CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Colorado                                     84-1088455
--------------------------------             ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                   8891 East Easter Place Englewood, CO 80112
            ---------------------------------------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 741-0745

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                            -------------------------
                                (Title of Class)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of December 31, 2000, 500,000 shares of the Registrant's no par value Common Stock were outstanding. As of January 31, 2001, there was no market value of the Registrant's no par value Common Stock, since such stock was not trading on any exchange.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Registrant's revenues for its most recent fiscal year were negligible.

The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

Business Development.

     Springfield Acquisitions Corporation (the "Company") was organized under the laws of the State of Colorado on March 15, 1989, for the purpose of engaging in a merger with, or acquisition of, one or a small number of private companies, partnerships or sole proprietorships. The Company is seeking business opportunities through a merger with, or acquisition of, one or more private companies. The Company has had no material operations in the past three years.

     The Company believes that there is a demand by non-public corporations for public shell corporations. The Company believes that demand for shell corporations has increased dramatically since the Securities and Exchange Commission (the "Commission") imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for shell corporations. While the Company has made the foregoing assumption, there is no assurance that the same is accurate or correct and, accordingly, no assurance that the Company will merge with or acquire an existing private entity.

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operation difficulties and are in need of the services the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and (c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

Operation of the Company

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company intends to maintain its corporate headquarters and principal place of business in space provided by the President at his home located at 8891 East Easter Place Englewood, CO 80112. All corporate records will be maintained at said office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Englewood, Colorado, or that shareholders' meetings will be held in Colorado.

     The Company's executive officers will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as a merger candidate. The Company's executive officers will review material furnished by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Inasmuch as the Company will have limited funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, representatives of the Company may meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources and management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's executive officers anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following kinds of factors:

     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v)  Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1954, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

     The present management and the shareholders of the Company will in all likelihood not have control of a majority of the voting shares of the Company following a reorganization transaction. In fact, it is most probable that the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

     The Company may not borrow funds and use funds to make payments to Company promoters, management or their affiliates or associates.

     The Company has an unwritten policy that it will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change said policy.

Rights of Dissenting Shareholders

     Under the Colorado Corporation Code, a business combination typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-4-123 and 7-4-124 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

     Prior to any business combination for which shareholder approval is required, the Company intends to provide its shareholders complete disclosure documentation concerning the business opportunity or target company and its business. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholder's meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this statement.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).


Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

     The Company's office is located at 8891 East Easter Place Englewood, CO 80112, and the telephone number is (303) 741-0745. It is anticipated that the Company's office will remain at the above location until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Employees

     The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

     The Company's Form 10-SB became effective January 2000 subjecting the Company to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company is provided rent-free office space by an officer and director of the Company at 8891 East Easter Place, Englewood, CO 80112. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

 ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is not traded on any market system.

     As of December 31, 2000, the Company had approximately 16 record and beneficial stockholders and a total of 500,000 shares of the Company's Common Stock were outstanding.

Dividend Policy

     The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation

Year Ended December 31, 2000 vs. Year Ended December 31, 1999.

     In 1999, the Company's efforts were centered around filing of a Registration Statement on Form 10-SB. On January 2000 the Company's Registration Statement became effective. The increase in operating expenses resulted from professional fees incurred in connection with updating the Company's books and records and costs of filing a Registration Statement on Form 10-SB.

Liquidity and Capital Resources

     Expenses incurred as a result of the above mentioned filing of Registration Statement shall be carried on the books as a related party account payable.

     The Company currently does not have funds to pay expenses and it is anticipated that future expenses will increase the above mentioned related party account payable.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                      SPRINGFIELD ACQUISITIONS CORPORATION
                      ------------------------------------
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           December 31, 2000 and 1999


         Report of Independent Certified Public Accountants            F-2

         Financial Statements:

                  Balance Sheet                                        F-3

                  Statements of Operations                             F-4

                  Statement of Changes in Stockholders'
                    (Deficit)                                          F-5

                  Statements of Cash Flows                             F-6

                  Notes to Financial Statements                        F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
Springfield Acquisitions Corporation
(A Development Stage Company)
Boulder, Colorado

We have audited the accompanying balance sheet of Springfield Acquisitions Corporation (A Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2000 and the period from March 15, 1989 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Springfield Acquisitions Corporation (A Development Stage Company) as of December 31, 2000, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 2000 and the period from March 15, 1989 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has had operating losses since inception, has a capital deficiency and has no current source of income which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               Schumacher & Associates, Inc.
                                               Certified Public Accountants
                                               2525 Fifteenth Street, Suite 3H
                                               Denver, CO 80211
January 22, 2001

                      SPRINGFIELD ACQUISITIONS CORPORATION
                      ------------------------------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2000


                                     ASSETS
                                     ------


Current Assets:
         Accounts receivable, related party                             $   205
                                                                        -------
              TOTAL ASSETS                                              $   205
                                                                        =======


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
         Accounts payable, related party                                $ 6,345
                                                                        -------
                                                                          6,345

              TOTAL LIABILITIES                                           6,345
                                                                        -------

Commitments and Contingencies (Note 2)                                     --

Stockholders' (deficit):
         Preferred stock, no par value
          10,000,000 shares authorized                                     --
         Common Stock no par value
          800,000,000 shares authorized
          500,000 shares issued and
          outstanding                                                       300
         Accumulated (deficit) during
          development stage                                              (6,440)
                                                                        -------
TOTAL STOCKHOLDERS' (DEFICIT)                                            (6,140)
                                                                        -------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $   205
                                                                        =======


    The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION
                      ------------------------------------
                            STATEMENTS OF OPERATIONS

                                                                     From
                                                                March 15, 1989
                                                                  (Inception)
                                               Years Ended            To
                                               December 31,       December 31,
                                 2000              1999               2000
                            -----------        -----------        -----------
Revenue                     $      --          $      --          $      --
                            -----------        -----------        -----------
Expenses:
 Audit fees                       2,500              1,000              3,500
 Legal fees                           -              1,877              1,877
 Other                              442                526              1,063
                            -----------        -----------
                                  2,942              3,403              6,440
                            -----------        -----------        -----------
Net (Loss)                  $    (2,942)       $    (3,403)       $    (6,440)
                            ===========        ===========        ===========
(Loss) Per Share            $       nil        $      (.01)       $      (.01)
                            ===========        ===========        ===========
Weighted Average Shares
 Outstanding                    500,000            500,000            500,000
                            ===========        ===========        ===========


    The accompanying notes are an integral part of the financial statements.



                                       SPRINGFIELD ACQUISITIONS CORPORATION
                                           (A Development Stage Company)
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                             From Inception (March 15, 1989) through December 31, 2000


                                                          Preferred Stock                       Common Stock
                                                   No./Shares          Amount          No./Shares        Amount
                                                   ----------        ----------        ----------       ----------
Balance at March 15, 1989                               --           $    --                 --         $    --

Issuance of stock for cash at $.0006 per share          --                --              500,000              300

Net loss- year ended December 31, 1989                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1989                            --                --              500,000              300

Net loss- year ended December 31, 1990                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1990                            --                --              500,000              300

Net loss- year ended December 31, 1991                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1991                            --                --              500,000              300

Net loss- year ended December 31, 1992                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1992                            --                --              500,000              300

Net loss- year ended December 31, 1993                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1993                            --                --              500,000              300

Net loss- year ended December 31, 1994                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1994                            --                --              500,000              300

Net loss- year ended December 31, 1995                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1995                            --                --              500,000              300

Net loss- year ended December 31, 1996                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1996                            --                --              500,000              300

Net loss- year ended December 31, 1997                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1997                            --                --              500,000              300

Net loss- year ended December 31, 1998                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1998                            --                --              500,000              300

Net loss-year ended December 31, 1999                   --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 1999                            --                --              500,000              300

Net loss- year ended December 31, 2000                  --                --                 --              --
                                                   ----------        ----------        ----------       ----------
Balance at December 31, 2000                            --           $    --              500,000       $      300
                                                   ==========        ==========        ==========       ==========


                     The accompanying notes are an integral part of the financial statements.

                                                        F-5




                              SPRINGFIELD ACQUISITIONS CORPORATION
                                  (A Development Stage Company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                    From Inception (March 15, 1989) through December 31, 2000



                                                 Additional Paid-    Accumulated
                                                   in Capital          Deficit          Total
                                                   ----------        ----------      ----------

Balance at March 15, 1989                          $     --          $     --        $     --

Issuance of stock for cash at $.0006 per share           --                --               300

Net loss- year ended December 31, 1989                   --                 (45)            (45)
                                                   ----------        ----------      ----------
Balance at December 31, 1989                             --                 (45)            255

Net loss- year ended December 31, 1990                   --                --              --
                                                   ----------        ----------      ----------
Balance at December 31, 1990                             --                 (45)            255

Net loss- year ended December 31, 1991                   --                 (25)            (25)
                                                   ----------        ----------      ----------
Balance at December 31, 1991                             --                 (70)            230

Net loss- year ended December 31, 1992                   --                --              --
                                                   ----------        ----------      ----------
Balance at December 31, 1992                             --                 (70)            230

Net loss- year ended December 31, 1993                   --                 (25)            (25)
                                                   ----------        ----------      ----------
Balance at December 31, 1993                             --                 (95)            205

Net loss- year ended December 31, 1994                   --                --              --
                                                   ----------        ----------      ----------
Balance at December 31, 1994                             --                 (95)            205

Net loss- year ended December 31, 1995                   --                --              --
                                                   ----------        ----------      ----------
Balance at December 31, 1995                             --                 (95)            205

Net loss- year ended December 31, 1996                   --                --              --
                                                   ----------        ----------      ----------
Balance at December 31, 1996                             --                 (95)            205

Net loss- year ended December 31, 1997                   --                --              --
                                                   ----------        ----------      ----------
Balance at December 31, 1997                             --                 (95)            205

Net loss- year ended December 31, 1998                   --                --              --
                                                   ----------        ----------      ----------
Balance at December 31, 1998                             --                 (95)            205

Net loss-year ended December 31, 1999                    --              (3,403)         (3,403)
                                                   ----------        ----------      ----------
Balance at December 31, 1999                             --              (3,498)         (3,198)

Net loss- year ended December 31, 2000                   --              (2,942)         (2,942)
                                                   ----------        ----------      ----------
Balance at December 31, 2000                       $     --          $   (6,440)     $   (6,140)
                                                   ==========        ==========      ==========


            The accompanying notes are an integral part of the financial statements.

                                           F-5(Con't)





                        SPRINGFIELD ACQUISITIONS CORPORATION
                            (A Development Stage Company)

                              STATEMENTS OF CASH FLOWS

                                                                         March 15,
                                                                            1989
                                                                        (Inception)
                                                    Years Ended             to
                                                    December 31,        December 31,
                                               2000           1999          2000
                                           ------------   -----------   -----------
Cash Flows Operating Activities:
         Net loss                          $     (2,942)  $    (3,403)  $    (6,440)
         (Increase)in accounts
          receivable                               --            --            (205)
         Increase in accounts
          payable                                 2,942         3,403         6,345
                                           ------------   -----------   -----------
  Net Cash (Used in) Operating
   Activities                                      --            --            (300)
                                           ------------   -----------   -----------

Cash Flows from Investing Activities               --            --            --
                                           ------------   -----------   -----------

Cash Flows from Financing Activities
         Proceeds from issuance of stock           --            --             300
                                           ------------   -----------   -----------
  Net Cash Provided by Financing
   Activities                                      --            --             300
                                           ------------   -----------   -----------

Increase in Cash                                   --            --            --

Cash, Beginning of Year                            --            --            --
                                           ------------   -----------   -----------

Cash, End of Year                          $       --     $      --     $      --
                                           ============   ===========   ===----====

Interest Paid                              $       --     $      --     $      --
                                           ============   ===========   ===========

Income Taxes Paid                          $       --     $      --     $      --
                                           ============   ===========   ===========


      The accompanying notes are an integral part of the financial statements.

                                        F-6

                      SPRINGFIELD ACQUISITIONS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



(1)  Summary of Accounting Policies
     ------------------------------

     This summary of significant accounting policies of Springfield Acquisitions Corporation (A Development Stage Company)(Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  Organization
          ------------

          The Company was incorporated under the laws of Colorado on March 15, 1989. The Company is an inactive entity other than it is looking for a business combination candidate.

          The Company has selected the last day of December as its year end.

     (b)  Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Basis of Presentation - Going Concern
     -------------------------------------

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has had operating losses since inception, has a capital deficiency and has no recurring source of revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital, and is looking for a business combination candidate.

                      SPRINGFIELD ACQUISITIONS CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



(2)  Basis of Presentation - Going Concern, Continued
     ------------------------------------------------

     In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)  Income Taxes
     ------------

     As of December 31, 2000, the Company had net operating losses available for carry-over to future years of approximately $6,500, expiring in various years through 2020. As of December 31, 2000 the Company has total deferred tax assets of approximately $1,300 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $1,300. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

(4)  Stock Split
     -----------

     Effective January 6, 1995 the Company effected a two for one stock split. All references to stock outstanding have been retroactively adjusted as if the split had taken place on the earliest date shown.

(5)  Related Party Transaction
     -------------------------

     At December 31, 2000, the Company owed $6,345 to a related party for expenses paid on behalf of the Company.