Form 10QSB
period 2001-03-31
SPRINGFIELD ACQUISITIONS CORP
filed 2001-05-09
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2001


                             Commission File Number:


                      Springfield Acquisitions Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                        84-1088455
 ----------------------------                  -------------------------------
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

                            Yes  X            No
                               -----            -----

As of March 31, 2001 the Registrant had 500,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              -----  -----

                                      INDEX



                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                     3

              Balance Sheets as of March 30, 2001
              and December 31, 2000                                 4

              Statement of Operations, Three Months
              Ended March 30, 2001 and 2000                         5

              Statement of Cash Flows, Three Months
              Ended March 30, 2001 and 2000                         6

              Notes to Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                            8

Part II.  Other Information                                         9


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

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
          --------------------------------------------------------


The Board of Directors
Springfield Acquisitions Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation.

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


                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            2525 Fifteenth Street, Suite 3H
                                            Denver, Colorado 80211

                      SPRINGFIELD ACQUISITIONS CORPORATION

                              BALANCE SHEETS
                               (Unaudited)

                                 ASSETS



                                                March 31,   December 31,
                                                  2001          2000
                                                -------       -------

Current Assets
 Accounts receivable, related party             $   205       $   205
                                                -------       -------
  Total Current Assets                              205           205

  Total Assets                                  $   205       $   205
                                                =======       =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable related party                   6,514         6,345
 Accounts payable                                 1,750          --
                                                -------       -------

Total Liabilities                                 8,264         6,345
                                                =======       =======

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                   --            --
 Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                    300           300
Accumulated deficit                              (8,359)       (6,440)
                                                -------       -------
Total Stockholders' (Deficit)                    (8,059)       (6,140)
                                                -------       -------

Total Liabilities and Stockholders' (Deficit)   $   205       $   205
                                                =======       =======


    The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                           STATEMENT OF OPERATIONS
                                (Unaudited)



                                                     Three Months Ended
                                                           March 31,
                                                     2001           2000
                                                  ---------       ---------

Revenues                                          $    --         $   --
                                                  ---------       ---------

Operating Expenses:
     Audit fees                                       1,750           --
     Legal fees                                        --             --
     Other                                              169           --
                                                  ---------       ---------
       Total Operating Expenses                       1,919           --
                                                  ---------       ---------

Net Loss                                             (1,919)          --
                                                  ---------       ---------

Net Loss Per Share                                $0.003838       $0.00000
                                                  =========       =========

Weighted Average Number of Shares
 Outstanding                                        500,000        500,000
                                                  =========       =========


    The accompanying notes are an integral part of the financial statements.

                     SPRINGFIELD ACQUISITIONS CORPORATION

                           STATEMENT OF CASH FLOWS
                                (Unaudited)



                                                         Three Months Ended
                                                             March 31,
                                                        2001           2000
                                                    --------------------------

Cash Flows from Operating Activities:
 Net (loss)                                         $   (1,919)     $     --
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Increase in accounts payable,
       related party                                       169            --
     Increase in accounts payable                        1,750            --
                                                    ----------      ----------

  Net Cash (Used in) Operating Activities                 --              --
                                                    ----------      ----------


Cash Flows from Investing Activities                      --              --
                                                    ----------      ----------
Cash Flows from Financing Activities
     Proceeds from issuance of stock                      --              --
  Net Cash Provided by Financing Activities               --              --
                                                    ----------      ----------

(Decrease) in Cash                                        --              --

Cash, Beginning of Period                                 --              --
                                                    ----------      ----------

Cash, End of Period                                 $     --      $       --
                                                    ==========      ==========

Interest Paid                                       $     --      $       --
                                                    ==========      ==========

Income Taxes Paid                                   $     --      $       --
                                                    ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001 (Unaudited)


(1) Condensed Financial Statements
    ------------------------------

The financial statements included herein have been prepared by Springfield Acquisitions Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Springfield Acquisitions Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Springfield Acquisitions Corporation later in the year.

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

The Company generated no revenues during the quarter ended March 31, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2001, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended March 31, 2001.
         Exhibit 27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SPRINGFIELD ACQUISITIONS CORPORATION



Date: April 15, 2001                        By:  /s/  Robert Hirsekorn
                                               --------------------------------
                                                      Robert Hirsekorn
                                                      President