Form 10QSB
period 2001-06-30
SPRINGFIELD ACQUISITIONS CORP
filed 2001-08-10
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2001


                       Commission File Number:


                      Springfield Acquisitions Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                    84-1088455
 ------------------------------              -------------------------------
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

As of June 30, 2001 the Registrant had 500,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              -----  -----

                                          INDEX



                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                     3

              Balance Sheets as of June 30, 2001
              and December 31, 2000                                 4

              Statement of Operations, Three Months
                  Ended June 30, 2001 and 2000                      5

                  Statement of Operations, Six Months
                  Ended June 30, 2001 and 2000                      6

                  Statement of Cash Flows, Six Months
                  Ended June 30, 2001 and 2000                      7

              Notes to Financial Statements                         8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                            9

Part II.  Other Information                                         10


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

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
          --------------------------------------------------------


The Board of Directors
Springfield Acquisitions Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation as of June 30, 2001, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation.

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





Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

August 3, 2001

                      SPRINGFIELD ACQUISITIONS CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                 June 31,     December 31,
                                                  2001            2000
                                              ------------     -----------

Current Assets
 Accounts receivable, related party           $       205      $      205
                                              -----------      ----------
  Total Current Assets                                205             205

  Total Assets                                $       205      $      205
                                              ===========      ==========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts payable related party                     8,695           6,345
 Accounts payable                                     500            --
                                              -----------     -----------

Total Liabilities                                   9,195           6,345
                                              ===========     ===========

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                     --              --
 Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                      300             300
Accumulated deficit                                (9,290)         (6,440)
                                              -----------      ----------
Total Stockholders' (Deficit)                      (8,990)         (6,140)
                                              -----------      ----------

Total Liabilities and Stockholders' (Deficit) $       205      $      205
                                              ===========      ==========


    The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                           STATEMENTS OF OPERATIONS
                                (Unaudited)



                                              Three Months Ended
                                                   June 30,
                                             2001            2000
                                         ----------------------------

Revenues                                 $      --        $      --
                                         -----------      -----------

Operating Expenses:
     Audit fees                                  500            1,750
     Legal fees                                  331             --
     Other                                       100              110
                                         -----------      -----------
       Total Operating Expenses                  931            1,860
                                         -----------      -----------

Net Loss                                        (931)          (1,860)
                                         -----------      -----------

Net Loss Per Share                       $ (0.001862)     $  (.003720)
                                         ===========      ===========

Weighted Average Number of Shares
 Outstanding                                 500,000          500,000
                                         ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                           STATEMENTS OF OPERATIONS
                                (Unaudited)



                                               Six Months Ended
                                                   June 30,
                                             2001            2000
                                         ----------------------------

Revenues                                 $      --      $        --
                                         -----------      -----------

Operating Expenses:
     Audit fees                                2,250            1,750
     Legal fees                                  331             --
     Other                                       269              110
                                         -----------      -----------
       Total Operating Expenses                2,850            1,860
                                         -----------      -----------

Net Loss                                      (2,850)          (1,860)
                                         -----------      -----------

Net Loss Per Share                         ($ 0.0057)     $  (.003720)
                                         ===========      ===========

Weighted Average Number of Shares
 Outstanding                                 500,000          500,000
                                         ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                     SPRINGFIELD ACQUISITIONS CORPORATION

                           STATEMENT OF CASH FLOWS
                                (Unaudited)



                                                         Six Months Ended
                                                              June 30,
                                                          2001           2000
                                                    --------------------------

Cash Flows from Operating Activities:
 Net (loss)                                         $   (2,850)     $   (1,860)
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Increase in accounts payable,
       related party                                     2,350           1,860
     Increase in accounts payable                          500            --
                                                    ----------      ----------

  Net Cash (Used in) Operating Activities                 --              --
                                                    ----------      ----------


Cash Flows from Investing Activities                      --              --
                                                    ----------      ----------

Cash Flows from Financing Activities                      --              --
                                                    ----------      ----------

Increase in Cash                                          --              --

Cash, Beginning of Period                                 --              --
                                                    ----------      ----------

Cash, End of Period                                 $     --        $     --
                                                    ==========      ==========

Interest Paid                                       $     --        $     --
                                                    ==========      ==========

Income Taxes Paid                                   $     --        $     --
                                                    ==========      ==========


    The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001 (Unaudited)


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

The Company generated no revenues during the quarter ended June 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2001, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SPRINGFIELD ACQUISITIONS CORPORATION



Date: August 3, 2001                        By:  /s/  Robert Hirsekorn
                                               --------------------------
                                                      Robert Hirsekorn
                                                      President