Form 10QSB
period 2001-09-30
SPRINGFIELD ACQUISITIONS CORP
filed 2001-11-08
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2001


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

                            Yes X             No___


As of September 30, 2001 the Registrant had 500,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX



                                                                       PAGE
                                                                      NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                         3

              Balance Sheets as of September 30, 2001
              and December 31, 2000                                     4

              Statement of Operations, Three Months
              Ended September 30, 2001 and 2000                         5

              Statement of Operations, Nine Months
              Ended September 30, 2001 and 2000                         6

              Statement of Cash Flows, Nine Months
              Ended September 30, 2001 and 2000                         7

              Notes to Financial Statements                             8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                9

Part II.  Other Information                                            10


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

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
          --------------------------------------------------------



The Board of Directors
Springfield Acquisitions Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation as of September 30, 2001, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation.

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

November 2, 2001

                      SPRINGFIELD ACQUISITIONS CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                     September 30,  December 31,
                                                          2001        2000
                                                        --------    --------

Current Assets
 Accounts receivable, related party                     $    205    $    205
                                                        --------    --------
  Total Current Assets                                       205         205

  Total Assets                                          $    205    $    205
                                                        ========    ========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts payable related party                            8,795       6,345
 Accounts payable                                          1,250        --
                                                        --------    --------

Total Liabilities                                         10,045       6,345
                                                        ========    ========

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --          --
 Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                             300         300
Accumulated deficit                                      (10,140)     (6,440)
                                                        --------    --------
Total Stockholders' (Deficit)                             (9,840)     (6,140)
                                                        --------    --------

Total Liabilities and Stockholders' (Deficit)           $    205    $    205
                                                        ========    ========




The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended
                                                            September 30,
                                                        2001             2000
                                                     --------------------------

Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                            750              250
     Legal fees                                              0             --
     Other                                                 100              225
                                                     ---------        ---------
       Total Operating Expenses                            850              475
                                                     ---------        ---------

Net Loss                                                  (850)            (475)
                                                     ---------        ---------

Net Loss Per Share                                   $ (0.0017)       $(0.00095)
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           500,000          500,000
                                                     =========        =========






The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Nine Months Ended
                                                            September 30,
                                                        2001            2000
                                                     --------------------------

Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                          3,000            2,000
     Legal fees                                            331             --
     Other                                                 369              335
                                                     ---------        ---------
       Total Operating Expenses                          3,700            2,335
                                                     ---------        ---------

Net Loss                                                (3,700)          (2,335)
                                                     ---------        ---------

Net Loss Per Share                                   ($ 0.0074)       $(0.00467)
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           500,000          500,000
                                                     =========        =========








The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                            Nine Months Ended
                                                               September 30,
                                                            2001          2000
                                                          ---------------------

Cash Flows from Operating Activities:
 Net (loss)                                               $(3,700)      $(2,335)
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Increase in accounts payable,
       related party                                        2,450         2,335
     Increase in accounts payable                           1,250          --
                                                          -------       -------

  Net Cash (Used in) Operating Activities                    --            --
                                                          -------       -------


Cash Flows from Investing Activities                         --            --
                                                          -------       -------

Cash Flows from Financing Activities                         --            --
                                                          -------       -------

Increase in Cash                                             --            --

Cash, Beginning of Period                                    --            --
                                                          -------       -------

Cash, End of Period                                       $  --         $  --
                                                          =======       =======

Interest Paid                                             $  --         $  --
                                                          =======       =======

Income Taxes Paid                                         $  --         $  --
                                                          =======       =======






The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2001, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended September 30, 2001.
         Exhibit 27. Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SPRINGFIELD ACQUISITIONS CORPORATION



Date: November 2, 2001              /s/ Robert Hirsekorn
                                    --------------------------
                                    By: Robert Hirsekorn
                                        President