Form 10KSB
period 2001-12-31
SPRINGFIELD ACQUISITIONS CORP
filed 2002-02-25
CIK 1097967

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

                 For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

              For the transition period from ________ to __________

                       SRINGFIELD ACQUISITIONS CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Colorado                                     84-1088455
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                            No Par Value Common Stock
                                 --------------
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

As of December 31, 2001, 500,000 shares of the Registrant's no par value Common Stock were outstanding. As of January 31, 2002, there was no market value of the Registrant's no par value Common Stock, since such stock was not trading on any exchange.

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

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

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely held companies located throughout the United States, as well as other publicly held companies.

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

     As of December 31, 2001, the Company had approximately 16 record and beneficial stockholders and a total of 500,000 shares of the Company's Common Stock were outstanding.

Dividend Policy

     The Company has not paid any cash dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operation

Year Ended December 31, 2001 vs. Year Ended December 31, 2000.

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

     The Company currently does not have funds to pay expenses and it is anticipated that future expenses will increase the above-mentioned related party account payable.

ITEM 7. FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS

                      SPRINGFIELD ACQUISITIONS CORPORATION
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           December 31, 2001 and 2000


         Report of Independent Certified Public Accountants            F-2

         Financial Statements:

                  Balance Sheet                                        F-3

                  Statements of Operations                             F-4

                  Statement of Changes in Stockholders'
                    (Deficit)                                          F-5

                  Statements of Cash Flows                             F-6

                  Notes to Financial Statements                        F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               ---------------------------------------------------

The Board of Directors
Springfield Acquisitions Corporation
(A Development Stage Company)
Boulder, Colorado

We have audited the accompanying balance sheet of Springfield Acquisitions Corporation (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2001 and the period from March 15, 1989 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Springfield Acquisitions Corporation (A Development Stage Company) as of December 31, 2001, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 2001 and the period from March 15, 1989 (inception) through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has had operating losses since inception, has a capital deficiency and has no current source of income, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Schumacher & Associates, Inc.
----------------------------------
     Schumacher & Associates, Inc.


Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO 80211

January 31, 2002

                      SPRINGFIELD ACQUISITIONS CORPORATION
                      ------------------------------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2001


                                     ASSETS
                                     ------

Current Assets:
         Accounts receivable, related party                            $    205
                                                                       --------
              TOTAL ASSETS                                             $    205
                                                                       ========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
         Accounts payable, related party                               $ 10,645
                                                                       --------
              TOTAL LIABILITIES                                          10,645
                                                                       --------

Commitments and Contingencies (Note 2)                                     --

Stockholders' (deficit):
         Preferred stock, no par value
          10,000,000 shares authorized                                     --
         Common Stock no par value
          800,000,000 shares authorized
          500,000 shares issued and
          outstanding                                                       300
         Accumulated (deficit) during
          development stage                                             (10,740)
                                                                       --------
TOTAL STOCKHOLDERS' (DEFICIT)                                           (10,440)
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                          $    205
                                                                       ========


The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION
                      ------------------------------------
                            STATEMENTS OF OPERATIONS


                                                        From March
                                                         15, 1989
                                                       (Inception)
                                                           To
                             Years Ended December 31,    December
                                 2001         2000      31,  2001.
                              ---------    ---------    ----------

Revenue                       $    --      $    --      $    --
                              ---------    ---------    ----------
Expenses:
 Audit fees                       3,500        2,500        7,000
 Legal fees                         331         --          2,208
 Other                              469          442        1,532
                              ---------    ---------    ----------
                                  4,300        2,942        10,740
                              ---------    ---------    ----------
Net (Loss)                    $  (4,300)   $  (2,942)   $  (10,740)
                              =========    =========    ==========
(Loss) Per Share              $    (.01)   $     nil    $    (.02)
                              =========    =========    ==========
Weighted Average Shares
 Outstanding                    500,000      500,000      500,000
                              =========    =========    ==========


The accompanying notes are an integral part of the financial statements.


                                                SPRINGFIELD ACQUISITIONS CORPORATION
                                                    (A Development Stage Company)
                                                STATEMENT OF CHANGES IN STOCKHOLDERS'
                                          (DEFICIT) From Inception (March 15, 1989) through
                                                          December 31, 2001


                                                                                                Additional
                                                    Preferred Stock           Common Stock        Paid-in   Accumulated
                                                 No./Shares    Amount    No./Shares    Amount     Capital     Deficit       Total
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------
Balance at March 15, 1989                             --     $    --          --     $    --     $    --     $    --      $    --

Issuance of stock for cash at $.0006 per share        --          --       500,000         300        --          --            300

Net loss- year ended December 31, 1989                --          --          --          --          --           (45)         (45)
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1989                          --          --       500,000         300        --           (45)         255

Net loss- year ended December 31, 1990                --          --          --          --          --          --           --
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1990                          --          --       500,000         300        --           (45)         255

Net loss- year ended December 31, 1991                --          --          --          --          --           (25)         (25)
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1991                          --          --       500,000         300        --           (70)         230

Net loss- year ended December 31, 1992                --          --          --          --          --          --           --
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1992                          --          --       500,000         300        --           (70)         230

Net loss- year ended December 31, 1993                --          --          --          --          --           (25)         (25)
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1993                          --          --       500,000         300        --           (95)         205

Net loss- year ended December 31, 1994                --          --          --          --          --          --           --
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1994                          --          --       500,000         300        --           (95)         205

Net loss- year ended December 31, 1995                --          --          --          --          --          --           --
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1995                          --          --       500,000         300        --           (95)         205

Net loss- year ended December 31, 1996                --          --          --          --          --          --           --
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1996                          --          --       500,000         300        --           (95)         205

Net loss- year ended December 31, 1997                --          --          --          --          --          --           --
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1997                          --          --       500,000         300        --           (95)         205

Net loss- year ended December 31, 1998                --          --          --          --          --          --           --
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1998                          --          --       500,000         300        --           (95)         205

Net loss-year ended December 31, 1999                 --          --          --          --          --        (3,403)      (3,403)
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 1999                          --          --       500,000         300        --        (3,498)      (3,198)

Net loss- year ended December 31, 2000                --          --          --          --          --        (2,942)      (2,942)
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2000                          --          --       500,000         300        --        (6,440)      (6,140)

Net loss- year ended December 31, 2001                --          --          --          --          --        (4,300)      (4,300)
                                                 ---------   ---------   ---------   ---------   ---------   ---------    ---------

Balance at December 31, 2001                          --     $    --       500,000   $     300   $    --     $ (10,740)   $ (10,440)
                                                 =========   =========   =========   =========   =========   =========    =========

The accompanying notes are an integral part of the financial statements.

                                                                F-5


                             SPRINGFIELD ACQUISITIONS CORPORATION
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                                                                                 From March
                                                                                  15, 1989
                                                                                 (Inception)
                                                                                     to
                                                       December     December      December
                                                       31, 2001     31, 2000      31, 2001
                                                      ----------   ----------    ----------
Cash Flows Operating Activities:
         Net loss                                     $   (4,300)  $   (2,942)   $  (10,740)
         (Increase)in accounts
          receivable                                        --           --            (205)
         Increase in accounts
          payable                                          4,300        2,942        10,645
                                                      ----------   ----------    ----------
  Net Cash (Used in) Operating
   Activities                                               --           --            (300)
                                                      ----------   -----------   ----------

Cash Flows from Investing Activities                        --           --            --
                                                      ----------   -----------   ----------

Cash Flows from Financing Activities
         Proceeds from issuance of stock                    --           --             300
                                                      ----------   -----------   ----------
  Net Cash Provided by Financing
   Activities                                               --           --             300
                                                      ----------   -----------   ----------

Increase in Cash                                            --           --            --

Cash, Beginning of Year                                     --           --            --
                                                      ----------   -----------   ----------

Cash, End of Year                                     $     --     $     --      $     --
                                                      ==========   ===========   ==========

Interest Paid                                         $     --     $     --      $     --
                                                      ==========   ===========   ==========

Income Taxes Paid                                     $     --     $     --      $     --
                                                      ==========   ===========   ==========


The accompanying notes are an integral part of the financial statements.

                                      F-6

                      SPRINGFIELD ACQUISITIONS CORPORATION
                      ------------------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

          The Company has selected the last day of December as its year-end.

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

                      SPRINGFIELD ACQUISITIONS CORPORATION
                      ------------------------------------
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


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

(3)  Income Taxes
     ------------

     As of December 31, 2001, the Company had net operating losses available for carry-over to future years of approximately $10,740, expiring in various years through 2020. As of December 31, 2001 the Company has total deferred tax assets of approximately $2,150 due to operating loss carry forwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $2,150. Thus, no tax assets have been recorded in the financial statements as of December 31, 2001.

(4)  Stock Split
     -----------

     Effective January 6, 1995 the Company effected a two for one stock split. All references to stock outstanding have been retroactively adjusted as if the split had taken place on the earliest date shown.

(5)  Related Party Transaction
     -------------------------

     At December 31, 2001, the Company owed $10,645 to a related party for expenses paid on behalf of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The name, age and position held in the Company by its sole executive officer and director is as follows:
                                                                     Officer/
                                                                     Director
Name                     Age       Position                            Since
----                     ---       --------                          ---------
Robert Hirsekorn         45    President, Treasurer and Director       1995
Dave Lilja               31    Secretary, CFO and Director             1995

     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.


ITEM 10. EXECUTIVE COMPENSATION

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 1999 or 1998 and none currently receive any compensation.

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 2001, to the named executive officers:

Individual Grants

                                 % of Total
                                 Options
                                 Granted
                    Options      to Employees
    Name            Granted      in Year       Exercise Price    Expiration Date
    ----            -------      -------       --------------    ---------------
Robert Hirsekorn      -0-          0%                --                --
Dave Lilja            -0-          0%                --                --

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 2001. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the Common Stock ownership, as of the date of this Report, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and (iii) all directors and officers of the Company. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial. The address of all persons is in care of the Company at 5353 Manhattan Circle Suite 201 Boulder, CO 80303.

                                              Amount of           Percent of
 Name                                         Ownership              Class
                                              ---------              -----

Robert Hirsekorn                                 2,500                0.5%
Dave Lilja                                       5,000                1.0%
George Anagnost                                 45,000                9.0%
Kathi Stephan-Kolack                            45,000                9.0%
Leon Schwartz                                   45,000                9.0%
Larry Steckler                                  45,000                9.0%
Paul Calcagno                                   45,000                9.0%
Tom Calcagno                                    45,000                9.0%
Dan Steckler                                    45,000                9.0%
Paul Pitteti                                    45,000                9.0%
Henry Roth                                      45,000                9.0%
Brad Gilbert                                    45,000                9.0%
 All officers and
 directors as a
 group (2 persons)(1)                            7,500                1.5%


ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K


     a. Exhibits: none


     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this Report.




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on February 15, 2002.

                                            SPRINGFIELD ACQUISITIONS CORPORATION

                                            By:  /s/  Robert Hirsekorn
                                               --------------------------------
                                                      Robert Hirsekorn
                                                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

      Signature                Title                             Date
      ---------                -----                             ----

/s/  Robert Hirsekorn        President                        February 15, 2002
------------------------
     Robert Hirsekorn