Form 10QSB
period 2002-03-31
SPRINGFIELD ACQUISITIONS CORP
filed 2002-05-15
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2002


                             Commission File Number:


       Springfield Acquisitions Corporation (A Development Stage Company)
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                       84-1088455
            --------                                       ----------
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

                             Yes [X]     No [ ]


As of March 31, 2001 the Registrant had 500,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No[X]

                                      INDEX



                                                                     PAGE
                                                                    NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                        3

              Balance Sheets as of March 30, 2002
              and December 31, 2001                                    4

              Statement of Operations, Three Months
              Ended March 30, 2002 and 2001                            5

              Statement of Cash Flows, Three Months
              Ended March 30, 2002 and 2001                            6

              Notes to Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                               8

Part II.  Other Information                                            9


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

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
            --------------------------------------------------------



The Board of Directors
Springfield Acquisitions Corporation
(A Development Stage Company)
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation (A Development Stage Company) as of March 31, 2002, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation (A Development Stage Company).

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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


May 8, 2002

                      SPRINGFIELD ACQUISITIONS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                        March 31,   December 31,
                                                          2002          2001
                                                        --------      --------

Current Assets
 Accounts receivable, related party                     $    205      $    205
                                                        --------      --------
  Total Current Assets                                       205           205

  Total Assets                                          $    205      $    205
                                                        ========      ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable related party                           10,821        10,645
 Accounts payable                                          1,750          --
                                                        --------      --------

Total Liabilities                                         12,571        10,645
                                                        ========      ========

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --            --
 Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                             300           300
Accumulated deficit during
 Development stage                                       (12,666)      (10,740)
                                                        --------      --------
Total Stockholders' (Deficit)                            (12,366)      (10,440)
                                                        --------      --------

Total Liabilities and Stockholders' (Deficit)           $    205      $    205
                                                        ========      ========



The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       2002              2001
                                                     ---------        ---------

Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                          1,750            1,750
     Legal fees                                           --               --
     Other                                                 176              169
                                                     ---------        ---------
       Total Operating Expenses                          1,926            1,919
                                                     ---------        ---------

Net Loss                                                (1,926)          (1,919)
                                                     ---------        ---------

Net Loss Per Share                                   $0.003852        $0.003838
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           500,000          500,000
                                                     =========        =========




The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                           2002           2001
                                                          -------       -------

Cash Flows from Operating Activities:
 Net (loss)                                               $(1,926)      $(1,919)
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Increase in accounts payable,
       related party                                          176           169
     Increase in accounts payable                           1,750         1,750
                                                          -------       -------

  Net Cash (Used in) Operating Activities                    --            --
                                                          -------       -------


Cash Flows from Investing Activities                         --            --
                                                          -------       -------


Cash Flows from Financing Activities
     Proceeds from issuance of stock                         --            --
  Net Cash Provided by Financing Activities                  --            --
                                                          -------       -------

(Decrease) in Cash                                           --            --

Cash, Beginning of Period                                    --            --
                                                          -------       -------

Cash, End of Period                                       $  --         $  --
                                                          =======       =======

Interest Paid                                             $  --         $  --
                                                          =======       =======

Income Taxes Paid                                         $  --         $  --
                                                          =======       =======


The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Springfield Acquisitions Corporation (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Springfield Acquisitions Corporation (A Development Stage Company) believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Springfield Acquisitions Corporation (A Development Stage Company) later in the year.

The management of Springfield Acquisitions Corporation (A Development Stage Company) believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

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

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Springfield Acquisitions Corporation (A Development Stage Company) (the "Company") was organized as a Colorado corporation on March 15, 1989, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended March 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2002, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SPRINGFIELD ACQUISITIONS CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)



Date: May 8, 2002                   /s/  Robert Hirsekorn
                                    --------------------------
                                    By: Robert Hirsekorn
                                        President