Form 10QSB
period 2002-06-30
SPRINGFIELD ACQUISITIONS CORP
filed 2002-08-13
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2002


                        Commission File Number: 000-28039


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

                                      INDEX



                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                     3

              Balance Sheets as of June 30, 2002
              and December 31, 2001                                 4

              Statement of Operations, Three Months
              Ended June 30, 2002 and 2001                          5

              Statement of Operations, Six Months
              Ended June 30, 2002 and 2001                          6

              Statement of Cash Flows, Six Months
              Ended June 30, 2002 and 2001                          7

              Notes to Financial Statements                         8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                            9

Part II. Other Information                                         10


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

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
          --------------------------------------------------------



The Board of Directors
Springfield Acquisitions Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation as of June 30, 2002, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation.

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

August 7, 2002

                      SPRINGFIELD ACQUISITIONS CORPORATION

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                        June 30,    December 31,
                                                          2002          2001
                                                        --------      --------

Current Assets
 Accounts receivable, related party                     $    205      $    205
                                                        --------      --------
  Total Current Assets                                       205           205

  Total Assets                                          $    205      $    205
                                                        ========      ========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts payable related party                           12,571        10,645
 Accounts payable                                            850          --
                                                        --------      --------

Total Liabilities                                         13,421        10,645
                                                        ========      ========

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --            --
Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                             300           300
Accumulated deficit                                      (13,516)      (10,740)
                                                        --------      --------
Total Stockholders' (Deficit)                            (13,216)      (10,440)
                                                        --------      --------

Total Liabilities and Stockholders' (Deficit)           $    205      $    205
                                                        ========      ========




The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended
                                                             June 30,
                                                      2002              2001
                                                    ---------------------------

Revenues                                            $    --          $     --
                                                    ---------        ----------

Operating Expenses:
     Audit fees                                           650               500
     Legal fees                                          --                 331
     Other                                                200               100
                                                    ---------        ----------
       Total Operating Expenses                           850               931
                                                    ---------        ----------

Net Loss                                                 (850)             (931)
                                                    ---------        ----------

Net Loss Per Share                                  $ (0.0017)       $(0.001862)
                                                    =========        ==========

Weighted Average Number of Shares
 Outstanding                                          500,000           500,000
                                                    =========        ==========











The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Six Months Ended
                                                              June 30,
                                                       2002             2001
                                                    ---------------------------

Revenues                                            $     --          $    --
                                                    ----------        ---------

Operating Expenses:
     Audit fees                                          2,400            2,250
     Legal fees                                           --                331
     Other                                                 376              269
                                                    ----------        ---------
       Total Operating Expenses                          2,776            2,850
                                                    ----------        ---------

Net Loss                                                (2,776)          (2,850)
                                                    ----------        ---------

Net Loss Per Share                                  $(0.005552)       $ (0.0057)
                                                    ==========        =========

Weighted Average Number of Shares
 Outstanding                                           500,000          500,000
                                                    ==========        =========








The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                             Six Months Ended
                                                                 June 30,
                                                            2002          2001
                                                          ---------------------

Cash Flows from Operating Activities:
 Net (loss)                                               $(2,776)      $(2,850)
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Increase in accounts payable,
       related party                                        1,926         2,350
     Increase in accounts payable                             850           500
                                                          -------       -------

  Net Cash (Used in) Operating Activities                    --            --
                                                          -------       -------


Cash Flows from Investing Activities                         --            --
                                                          -------       -------

Cash Flows from Financing Activities                         --            --
                                                          -------       -------

Increase in Cash                                             --            --

Cash, Beginning of Period                                    --            --
                                                          -------       -------

Cash, End of Period                                       $  --         $  --
                                                          =======       =======

Interest Paid                                             $  --         $  --
                                                          =======       =======

Income Taxes Paid                                         $  --         $  --
                                                          =======       =======




The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)


(1)  Condensed Financial Statements
     ------------------------------

The financial statements included herein have been prepared by Springfield Acquisitions Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Springfield Acquisitions Corporation believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Springfield Acquisitions Corporation later in the year.

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

The Company generated no revenues during the quarter ended June 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2002, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SPRINGFIELD ACQUISITIONS CORPORATION



Date: August 7, 2002                      /s/  Robert Hirsekorn
                                          --------------------------
                                          By: Robert Hirsekorn
                                          President