Form 10QSB
period 2002-09-30
SPRINGFIELD ACQUISITIONS CORP
filed 2002-11-25
CIK 1097967

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2002


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


                                 (303) 741-0745
                           ---------------------------
                           (Issuer's telephone number)

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

                            Yes X             No___


As of September 30, 2002 the Registrant had 500,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX



                                                                           PAGE
                                                                          NUMBER

Part I.   Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                             3

              Balance Sheets as of September 30, 2002
              and December 31, 2001                                         4

              Statement of Operations, Three Months
              Ended September 30, 2002 and 2001                             5

              Statement of Operations, Nine Months
              Ended September 30, 2002 and 2001                             6

              Statement of Cash Flows, Nine Months
              Ended September 30, 2002 and 2001                             7

              Notes to Financial Statements                                 8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                    9

Part II.  Other Information                                                10


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

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
          --------------------------------------------------------



The Board of Directors
Springfield Acquisitions Corporation
Boulder, CO

We have reviewed the accompanying balance sheet of Springfield Acquisitions Corporation as of September 30, 2002, and the related statements of operations and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Springfield Acquisitions Corporation.

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

November 12, 2002

                      SPRINGFIELD ACQUISITIONS CORPORATION

                                 BALANCE SHEETS

                                     ASSETS



                                                     September 30,  December 31,
                                                          2002          2001
                                                      (unaudited)   (See Note 1)
                                                      -----------   ------------

Current Assets
 Accounts receivable, related party                     $    205      $    205
                                                        --------      --------
  Total Current Assets                                       205           205

  Total Assets                                          $    205      $    205
                                                        ========      ========



                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts payable related party                           13,841        10,645
 Accounts payable                                            125          --
                                                        --------      --------

Total Liabilities                                         13,966        10,645
                                                        --------      --------

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --            --
 Common Stock, no par value,
     800,000,000 shares authorized
     500,000 shares issued and
     outstanding                                             300           300
Accumulated deficit                                      (14,061)      (10,740)
                                                        --------      --------
Total Stockholders' (Deficit)                            (13,761)      (10,440)
                                                        --------      --------

Total Liabilities and Stockholders' (Deficit)           $    205      $    205
                                                        ========      ========


The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                           STATEMENTS OF OPERATIONS
                                (Unaudited)



                                                        Three Months Ended
                                                           September 30,
                                                       2002             2001
                                                     --------------------------

Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                            425              750
     Legal fees                                           --               --
     Other                                                 120              100
                                                     ---------        ---------
       Total Operating Expenses                            545              850
                                                     ---------        ---------

Net Loss                                                  (545)            (850)
                                                     ---------        ---------

Net Loss Per Share                                   $ (0.0011)       $ (0.0017)
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           500,000          500,000
                                                     =========        =========









The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Nine Months Ended
                                                            September 30,
                                                       2002              2001
                                                     --------------------------

Revenues                                             $    --          $    --
                                                     ---------        ---------

Operating Expenses:
     Audit fees                                          2,825            3,000
     Legal fees                                           --                331
     Other                                                 496              369
                                                     ---------        ---------
       Total Operating Expenses                          3,321            3,700
                                                     ---------        ---------

Net Loss                                                (3,321)          (3,700)
                                                     ---------        ---------

Net Loss Per Share                                  $(0.006642)       $ (0.0074)
                                                     =========        =========

Weighted Average Number of Shares
 Outstanding                                           500,000          500,000
                                                     =========        =========








The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                           STATEMENT OF CASH FLOWS
                                (Unaudited)



                                                             Nine Months Ended
                                                               September 30,
                                                            2002          2001
                                                          ---------------------

Cash Flows from Operating Activities:
 Net (loss)                                               $(3,321)      $(3,700)
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
     Increase in accounts payable,
       related party                                        3,196         2,450
     Increase in accounts payable                             125         1,250
                                                          -------       -------

  Net Cash (Used in) Operating Activities                    --            --
                                                          -------       -------


Cash Flows from Investing Activities                         --            --
                                                          -------       -------

Cash Flows from Financing Activities                         --            --
                                                          -------       -------

Increase in Cash                                             --            --

Cash, Beginning of Period                                    --            --
                                                          -------       -------

Cash, End of Period                                       $  --         $  --
                                                          =======       =======

Interest Paid                                             $  --         $  --
                                                          =======       =======

Income Taxes Paid                                         $  --         $  --
                                                          =======       =======







The accompanying notes are an integral part of the financial statements.

                      SPRINGFIELD ACQUISITIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2002, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SPRINGFIELD ACQUISITIONS CORPORATION



Date: November 12, 2002             /s/  Robert Hirsekorn
                                    --------------------------
                                    By: Robert Hirsekorn
                                        President